Form 10-Q
period 2003-06-30
REEF GLOBAL ENERGY II LP
filed 2003-08-14
CIK 1225764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 333-93399-02

REEF GLOBAL ENERGY II, L.P.

(Exact name of registrant as specified in its charter)

Nevada	48-1306385
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

Reef Global Energy II, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy II, L.P.

Condensed Balance Sheet

June 30, 2003
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,139,050
Accounts receivable from affiliates	59,949
Accrued interest receivable	325
Prepaid drilling costs	—
Total current assets	1,199,324

Property and equipment:
Oil and gas properties, full cost method of accounting	112,894
Accumulated depreciation and depletion	—
Net property and equipment	112,894

Total assets	$1,312,218

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$1,511
Accounts payable to affiliates	132,573
Total current liabilities	134,084

Partners’ equity:
General partners	982,603
Limited partners	195,531
Total partners’ equity	1,178,134

Total liabilities and partners’ equity	$1,312,218

See accompanying notes

Reef Global Energy II, L.P.

Condensed Statement of Operations

From inception (June 18, 2003) to June 30, 2003
(Unaudited)
Revenues:
Oil and gas sales	$—
Interest income	650
Total revenues	650

Costs and expenses:
Lease operating expenses	—
Depreciation and depletion	—
General and administrative	50,215
Total costs and expenses	50,215

Partnership net loss	$(49,565)

Net loss per managing general partner unit	$(10)
Net loss per additional general partner unit	$(752)
Net loss per limited partner unit	$(758)

See accompanying notes

Reef Global Energy II, L.P.

Condensed Statement of Cash Flows

From inception (June 18, 2003) to June 30, 2003
(Unaudited)
Operating Activities
Net loss	$(49,565)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable from affiliates	(59,949)
Accounts receivable	(325)
Accounts payable	190
Accounts payable to affiliates	21,000
Net cash used in operating activities	(88,649)

Investing Activities
Property acquisition and development	—
Net cash used in investing activities	—

Financing Activities
Partner capital contributions, net of syndication costs	1,227,699
Net cash provided by financing activities	1,227,699

Net increase (decrease) in cash and cash equivalents	1,139,050
Cash and cash equivalents at beginning of period	0
Cash and cash equivalents at end of period	$1,139,050

See accompanying notes

Reef Global Energy II, L.P.

Notes to Condensed Financial Statements

June 30, 2003

1. Organization and Basis of Presentation

Reef Global Energy II, L.P. (the “Partnership”) is the second in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective May 31, 2001. In order to be formed, each partnership is required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Partnership filed a final prospectus February 14, 2003 and commenced the offering of partnership units. Upon reaching the minimum subscription level of 50 units, the Partnership was formed June 18, 2003.

 Reef Global Energy II, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as managing general partner. The Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership primarily intends to acquire offshore and onshore interests in oil and gas properties in the United States in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects located onshore and offshore. The Partnership will not engage in any oil and gas drilling activity until after the offering period closes on either December 31, 2003 or at an earlier date as determined by Reef Partners. Reef Partners may close the offering period prior to December 31, 2003 if drilling projects selected for inclusion in Reef Global Energy II, L.P. are ready to begin drilling prior to December 31, 2003. Presently the Partnership is continuing its formation period and continues to offer units for sale to investors. Partnership activities consist of reviewing potential prospects and the purchase of leasehold interests on projects selected for inclusion in the Partnership.

Upon completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. Because the future results of the Partnership are dependent upon drilling operations which will not commence until the offering period has closed, the results for the second quarter cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Cash and Cash Equivalents

The partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the partnership’s cash equivalents approximates fair value.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for their oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, property acquisition, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves. Gas is converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl.

Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect on December 31. Prices are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of capital assets. The impairment calculation is performed quarterly. The Partnership held no oil and gas assets requiring this calculation as of June 30, 2003.

Segment Reporting

Oil and Gas activities comprise the Partnership’s sole business segment.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $147,250 as of June 30, 2003, are recorded as a reduction of the proceeds of the offering.

Recognition of Revenue

The Partnership will enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue will be recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of June 30, 2003 the Partnership had not begun oil and gas operations, and therefore had no gas imbalances.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Income Taxes

The Partnership net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The following is a reconciliation of Partnership income reported in the financial statements to Partnership taxable income:

Financial statement loss	$(49,565)
Organization costs deferred for tax reporting	$49,167
Taxable partnership loss	$(398)

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, Inc. (Reef Exploration), an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the partnership’s operations. The Partnership reimburses Reef Exploration for direct and administrative services at cost. During the quarter ending June 30, 2003, the Partnership incurred technical services costs totaling $6,580 which have been capitalized as property cost.

During the Partnership formation period all costs of organization are borne directly by Reef Partners out of the 15% management fee received by Reef Partners from investor capital contributions. Therefore, there are no direct charges included in the financial statements at June 30, 2003.

The receivable from affiliates shown on the accompanying financial statements represents Reef Partner’s capital contribution which was paid to the Partnership on August 1, 2003. Accounts payable to affiliates includes $21,000 representing the portion of the 15% management fee which had not been paid to Reef Partners as of June 30, 2003, $33,270 for leasehold acquisition costs on the Dolphin A and Dolphin B prospects, $68,691 due Reef Partners as reimbursement of the Challenger fee (see note 5), and $9,612 owed for technical services and prospect costs paid by Reef affiliates. All payables to affiliates were paid during July 2003 except for the Challenger fee reimbursement.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. There were no reimbursable costs incurred by Reef Partners for the period ended June 30, 2003.

Operators fees will be payable only if one of Reef Partners’ affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charges as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. No such fees were incurred for the period ending June 30, 2003.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the period ended June 30, 2003, there were no such services rendered to the Partnership by Reef Partners or any of its affiliates.

4. Major Customers

The Partnership will sell oil and natural gas on credit terms to refiners, pipelines, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of June 30, 2003 the Partnership had not begun oil and gas activities and had no customers.

5. Commitments and Contingencies

Since its inception, Reef Partners has been owned in equal one-half shares by two individuals (the “members”), one of whom died in 1999.  Pursuant to the settlement of litigation in the Probate Court of Dallas County, Texas, the interest in Reef Partners owned by the estate of the deceased member has been acquired by the surviving member in exchange for cash payments made by the surviving member.  The settlement was partially implemented prior to December 31, 2002 and was consummated in June 2003.  A portion of the cash payments to the estate of the deceased member were funded by distributions from Reef Partners to the surviving member in 2002 and 2003.  The Partnership does not expect the settlement to have an adverse impact on its financial position or operations.

Reef Partners has entered into an agreement with Challenger Minerals, Inc., (CMI) a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year – the Fee) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef Global Energy II, L.P. as well as other partnerships formed as part of the Reef Global Energy Ventures offering. Based upon initial estimates prepared by Reef Partners, each Partnership will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each Partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy II, L.P., based upon capital contributions received as of June 30, 2003, is $68,691. The fee has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, and as a payable to Reef partners. The ultimate amount which will be reimbursable to Reef Partners will not be known until the partnership formation period closes.  At the conclusion of the offering of interests in all partnerships formed as part of the Reef Global Energy Ventures program, if it is determined that Reef Global Energy II, L.P. has paid more than its pro-rata share of the Fee, Reef Partners will refund a portion of the Fee. Should it be determined that Reef Global Energy II, L.P. has paid less than its pro-rata share of the Fee, no additional payment will be made by the Reef Global Energy II, L.P., and the un-reimbursed costs shall be borne by Reef Partners.

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sale of partnership units began on February 14, 2003. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units on June 18, 2003. The Partnership was formed on June 18, 2003 and continues the sale of partnership units. As of June 30, 2003, the Partnership has sold 69.21 units and raised $1,374,949 as follows:

nine limited partners have purchased 11.5 units totaling $230,000 twenty-nine general partners have purchased 54.25 units totaling $1,085,000

Reef Partners has purchased 3.46 units totaling $58,820

Reef Partners has contributed additional capital of $1,129 representing 1% of leasehold cost as required by the Partnership agreement.

All units except those purchased by Reef Partners paid a 15% management fee to Reef Partners to pay for the Partnership organization and offering costs, including sales commissions. As of June 30, 2003, these costs total

$197,250, leaving capital contributions of $1,177,699 available for Partnership oil and gas activities. Of the $197,250, syndication costs were $147,250 and organization costs were $50,000. The ultimate amount of funds available to conduct oil and gas activities will not be known until the closing of the Partnership. Under Nevada law, partners purchasing additional general partner units have unlimited liability for the obligations and liabilities arising from Partnership operations. Additional limited partners have limited liability which cannot exceed the amount of their partnership capital contribution.

Reef Partners will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ending June 30, 2003 is detailed below:

Type of Unit	# of Units	Net loss from inception (June 18, 2003) to June 30, 2003	Net loss per unit from inception (June 18, 2003) to June 30, 2003
Managing general partner units	3.46	$(33)	$(10)
Additional general partner units	54.25	(40,818)	(752)
Limited partner units	11.50	(8,714)	(758)
Total	69.21	(49,565)

7. Partnership Projects

As of June 30, 2003, the Partnership has committed funds to two projects. Information concerning these projects as of August 1, 2003 is set forth below. The estimated costs shown are estimated third party costs and do not include an allocation of the Challenger fee nor any direct costs of Reef Exploration personnel. The total number of projects the Partnership will be able to participate in will not be known until the Partnership offering period closes and the total amount of funds available is fixed.

Prospect	Location	Working Interest	Revenue Interest	Estimated Cost	Status
Dolphin A	Gulf of Mexico	5%	4%	$286,000	Purchased leasehold interest, currently waiting on permits to drill
Dolphin B	Gulf of Mexico	5%	4%	$197,000	Purchased leasehold interest, currently waiting on permits to drill

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the condensed financial statements and the related notes to condensed financial statements.

This discussion contains both historical and forward-looking information. We assess risks and uncertainties about our business, strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning our strategy for acquiring prospects, estimating the number, type, and percentage interest in prospects we may acquire, estimated drilling and completion costs for prospects acquired, future uses of Partnership funds, and the state of the oil and gas industry are all forward-looking statements.

Liquidity and Capital Resources

Although the Partnership has been formed, it continues to raise capital. The Partnership is not expected to close to investors until either December 31, 2003 or the date the first project is ready to drill, whichever occurs first. As of June 30, 2003 the Partnership had raised $1,373,820. Reef Partners contributed $58,820, the additional general partners contributed $1,085,000, and the limited partners contributed $230,000. Syndication costs of $147,250 and organization costs of $50,000 were incurred leaving available cash of $1,176,570 for Partnership activities. The Partnership is currently evaluating projects and purchasing leasehold interests on projects selected for participation.

During the second quarter, the Partnership identified and committed funds to two drilling projects. Both projects are classified as exploratory. The projects are located in United States waters in the Gulf of Mexico. Projected third party costs, based upon initial expenditure estimates, are $483,000 for these two projects (see Note 7 to condensed financial statements). The Partnership has also committed $68,691 to be paid to Reef Partners as reimbursement of its portion of the Challenger fee (see Note 5 to condensed financial statements). The Partnership has also expended $215 for general and administrative costs and $6,580 as payment for direct and administrative costs provided by Reef Exploration. These committed and expended funds total approximately $558,000. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The remaining Partnership funds, as well as additional funds raised prior to closing, will be allocated to additional projects.

The Partnership currently expects the Dolphin projects to begin drilling during the fourth quarter of 2003.

Results of Operations

The Partnership was formed on June 18, 2003, therefore there is no comparable information for the three month period dated June 30, 2002.

The Partnership incurred a net loss of $49,565 during the second quarter. $50,000 of the loss represents the portion of the 15% management fee charged as organization expense. This is a non-recurring item. There were no general and administrative charges incurred by the Partnership from Reef Exploration, Inc. General and administrative charges from Reef Exploration, as well as legal and accounting fees associated with required regulatory filings will be incurred beginning in July 2003.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. However, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Item 4.   Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended June 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and the use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Limited Partnership Agreement of Reef Global Energy II, L.P.

10.2

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the Commission on March 5, 2002.)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None filed during this period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY II, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	August 14, 2003	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member (Principal Executive Officer)

Dated:	August 14, 2003	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
General Counsel and Chief Financial Officer (Principal Financial and Accounting Officer)