Form 10-Q
period 2003-09-30
REEF GLOBAL ENERGY II LP
filed 2003-11-19
CIK 1225764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Reef Global Energy II, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy II, L.P.

Condensed Balance Sheet

(unaudited)

September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,971,539
Accrued interest receivable	51
Total current assets	2,971,590

Property and equipment:
Oil and gas properties, full cost method of accounting	241,109
Net property and equipment	241,109

Total assets	$3,212,699

Liabilities and partners’ equity
Current liabilities:
Accounts payable to affiliates	$274,380
Total current liabilities	274,380

Partners’ equity:
General partners	1,919,247
Limited partners	1,114,315
Less: subscriptions receivable from managing general partner	(95,243)
Total partners’ equity	2,938,319

Total liabilities and partners’ equity	$3,212,699

See accompanying notes

Reef Global Energy II, L.P.

Condensed Statements of Operations

(unaudited)

	Three months ended September 30, 2003	From inception (June 18, 2003) to September 30, 2003
Revenues:
Interest income	$176	$826
Total revenues	176	826

Costs and expenses:
General and administrative	11,341	61,556
Total costs and expenses	11,341	61,556

Partnership net loss	$(11,165)	$(60,730)

Net loss per managing general partner unit	$(196)	$(200)
Net income (loss) per additional general partner unit	$15	$(345)
Net loss per limited partner unit	$(196)	$(350)

See accompanying notes

Reef Global Energy II, L.P.

Condensed Statement of Cash Flows

(unaudited)

From inception (June 18, 2003) to September 30, 2003
Operating Activities
Net loss	$(60,730)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accounts receivable	(51)
Accounts payable to affiliates	77,474
Net cash provided by operating activities	16,693

Investing Activities
Property acquisition and development	(44,203)
Net cash used in investing activities	(44,203)

Financing Activities
Partner capital contributions, net of syndication costs	2,999,049
Net cash provided by financing activities	2,999,049

Net increase in cash and cash equivalents	2,971,539
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$2,971,539

See accompanying notes

Reef Global Energy II, L.P.

Notes to Condensed Financial Statements

September 30, 2003

1.  Organization and Basis of Presentation

Reef Global Energy II, L.P. (the “Partnership”) is the second in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective May 31, 2001. In order to be formed, each partnership is required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Partnership filed a final prospectus February 14, 2003, and commenced the offering of units in the Partnership. Upon reaching the minimum subscription level of 50 units, the Partnership was formed on June 18, 2003.

Reef Global Energy II, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as managing general partner. The Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership primarily intends to acquire offshore and onshore interests in oil and gas properties in the United States in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects located onshore and offshore. The Partnership will not engage in any oil and gas drilling activity until after the offering period closes.  Presently, the Partnership is continuing its formation period and continues to offer units for sale to investors. Partnership activities consist of reviewing potential prospects and the purchase of leasehold interests on projects selected for inclusion in the Partnership.

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

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. Because the future results of the Partnership are dependent upon drilling operations which will not commence until the offering period has closed, the results for the third quarter cannot necessarily be used to project results for the full year.

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

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, property acquisition, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves. Gas is converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl.

Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect on December 31. Prices are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of capital assets. The impairment calculation is performed quarterly. The Partnership held no productive oil and gas assets requiring this calculation as of September 30, 2003.

Segment Reporting

Oil and gas activities comprise the Partnership’s sole business segment.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of Partnership units. These costs, totaling $459,962 as of September 30, 2003, are recorded as a reduction of the proceeds of the offering.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue will be recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of September 30, 2003 the Partnership had not begun oil and gas operations, and therefore had no gas imbalances.

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

The following is a reconciliation of Partnership income reported in the financial statements to Partnership taxable income:

Financial statement loss	$(60,730)
Organization costs deferred for tax reporting	$46,667
Taxable partnership loss	$(14,063)

3.  Transactions with Affiliates

The Partnership has no employees. Reef Exploration, Inc. (“Reef Exploration”), an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses Reef Exploration for direct and administrative services at cost. During the quarter ending September 30, 2003, the Partnership incurred technical services costs totaling $19,314 which have been capitalized as property cost.

During the Partnership formation period all costs of organization are borne directly by Reef Partners out of the 15% management fee received by Reef Partners from investor capital contributions. Therefore, there are no direct charges included in the financial statements at September 30, 2003.

The Partnership has a receivable from Reef Partners at September 30, 2003 related to its pending capital contribution. The balance due consists of $93,274 for the purchase of Partnership units and $1,969 for its obligation to pay 1% of all leasehold, drilling, and completion costs. Reef Partners paid the $93,274 due for Partnership units on November 4, 2003. The remainder will be paid during the fourth quarter. This $95,243 is netted from total partners’ equity on the accompanying balance sheet because the amounts had not yet been received by the Partnership as of September 30, 2003. Accounts payable to affiliates includes $75,750 representing the portion of the 15% management fee which had not been paid to Reef Partners as of September 30, 2003, $177,592 due Reef Partners as reimbursement of the Challenger fee (see note 5), and $21,038 owed for technical services and administrative costs provided by Reef affiliates. All payables to affiliates will be paid during the fourth quarter of 2003.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the quarter ending September 30, 2003, the Partnership incurred fees for accounting services and administrative costs of $1,724, which have been expensed as general and administrative costs.

On July 16, 2003, the Partnership entered into an Assignment and Assumption Agreement with its affiliate, Reef Global Energy I, L.P. (the “Assignment Agreement”).  The Assignment Agreement transferred an interest held by Reef Global Energy I, L.P. in an oil and gas prospect in the Gulf of Mexico (the “Dolphin Prospect”) to the Partnership.  In connection with the assignment of the Dolphin Prospect to the Partnership, the Partnership paid Reef Global Energy I, L.P. $33,270, which was the cost to Reef Global Energy I, L.P. of the Dolphin Prospect, in an arms’-length transaction.  Reef Partners LLC serves as the managing general partner of both the Partnership and Reef Global Energy I, L.P.

Operators fees will be payable only if one of Reef Partners’ affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charges as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. No such fees were incurred for the quarter ending September 30, 2003.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the quarter ended September 30, 2003, there were no such services rendered to the Partnership by Reef Partners or any of its affiliates.

4.  Major Customers

The Partnership will sell oil and natural gas on credit terms to refiners, pipelines, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of September 30, 2003 the Partnership had not begun oil and gas activities and had no customers.

5.  Commitments and Contingencies

Reef Partners has entered into an agreement with Challenger Minerals, Inc. (“CMI”), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year) (the “Fee”) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef Global Energy II, L.P. as well as other partnerships formed as part of the Reef Global Energy Ventures offering. Based upon initial estimates prepared by Reef Partners, each Partnership will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each Partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy II, L.P., based upon capital contributions received as of September 30, 2003, is $177,592. The Fee has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, and as a payable to Reef Partners. The ultimate amount which will be reimbursable to Reef Partners will not be known until the partnership formation period closes.  At the conclusion of the offering of interests in all partnerships formed as part of the Reef Global Energy Ventures program, if it is determined that Reef Global Energy II, L.P. has paid more than its pro-rata share of the Fee, Reef Partners will refund a portion of the Fee. Should it be determined that Reef Global Energy II, L.P. has paid less than its pro-rata share of the Fee, no additional payment will be made by the Reef Global Energy II, L.P., and the un-reimbursed costs shall be borne by Reef Partners.

The Partnership is not currently involved in any legal proceedings.

6.  Partnership Equity

Sale of Partnership units began on February 14, 2003. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units on June 18, 2003. The Partnership was formed on June 18, 2003 and continues the sale of Partnership units. As of September 30, 2003, the Partnership has sold 178.93 units and raised $3,554,254 as follows:

•                  Forty-nine limited partners have purchased 56.75 units totaling $1,135,000

•                  Fifty-one general partners have purchased 113.24 units totaling $2,264,749

•                  Reef Partners has purchased 8.94 units totaling $152,094

•                  Reef Partners has contributed additional capital of $2,411 representing 1% of leasehold cost as required by the Partnership agreement.

The capital listed above includes the $95,243 capital contribution attributable to Reef Partners as described in Note 3 above. This amount has been netted from Partners’ Equity on the accompanying balance sheet because the Partnership had not received the cash as of September 30, 2003.

All units except those purchased by Reef Partners paid a 15% management fee to Reef Partners to pay for the Partnership organization and offering costs, including sales commissions. As of September 30, 2003, these costs total $509,962, leaving capital contributions of $3,044,292 available for Partnership oil and gas activities. Of the $509,962, syndication costs were $459,962 and organization costs were $50,000. The ultimate amount of funds available to conduct oil and gas activities will not be known until the closing of the Partnership. Under Nevada law, partners purchasing additional general partner units have unlimited liability for the obligations and liabilities arising from Partnership operations. Additional limited partners have limited liability which cannot exceed the amount of their partnership capital contribution.

Reef Partners will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ending September 30, 2003 and the period from inception (June 18, 2003) to September 30, 2003 is detailed below:

		Three months ended September 30, 2003		Period from inception (June 18, 2003) to September 30, 2003
Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit	Net loss	Net loss per unit
Managing general partner units	8.94	$(1,752)	$(196)	$(1,785)	$(200)
Additional general partner units	113.24	1,721	15	(39,097)	(345)
Limited partner units	56.75	(11,134)	(196)	(19,848)	(350)
Total	178.93	$(11,165)	$(377)	$(60,730)	$(895)

7.  Partnership Projects

As of September 30, 2003, the Partnership has committed funds to three projects. Information concerning these projects as of November 4, 2003 is set forth below. The estimated costs shown are estimated third party costs and do not include an allocation of the Challenger fee nor any direct costs of Reef Exploration personnel. Third party costs may be revised at the time the projects are ready to drill and the project operators issue formal AFE’s (Authority for Expenditure). The total number of projects the Partnership will be able to participate in will not be known until the Partnership offering period closes and the total amount of funds available is fixed.

Prospect	Location	Working Interest	Revenue Interest	Estimated Cost	Status
Dolphin A	Gulf of Mexico	5%	3.75%	$269,000	Purchased leasehold interest, currently waiting on permits to drill
Dolphin B	Gulf of Mexico	5%	3.75%	$233,000	Purchased leasehold interest, currently waiting on permits to drill
Barataria S	Louisiana	10.5%	7.56%	$219,000	Executed exploration agreement with operator, well expected to begin drilling in December 2003

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

Liquidity and Capital Resources

Although the Partnership has been formed, it continues to raise capital. The Partnership will continue to accept new investors until the earlier of (i) December 31, 2003, (ii) the date the first project is ready to drill or (iii) the Program begins to sell units of Reef Global Energy III, L.P. As of September 30, 2003, the Partnership had raised $3,554,254. Reef Partners contributed $154,505, the additional general partners contributed $2,264,749, and the limited partners contributed $1,135,000. Syndication costs of $459,962 and organization costs of $50,000 were incurred leaving available cash of $3,044,292 for Partnership activities. The Partnership is currently evaluating projects and purchasing leasehold interests on projects selected for participation.

The Partnership has identified and committed funds to three drilling projects, two of which are classified as exploratory, and one of which is classified as developmental. The exploratory projects are located in United States waters in the Gulf of Mexico, and the development project is located onshore in Louisiana. Projected third party costs, based upon initial expenditure estimates, are $721,000 for these projects (see Note 7 to condensed financial statements). The Partnership has also committed $177,592 to be paid to Reef Partners as reimbursement of its portion of the Challenger fee (see Note 5 to condensed financial statements). The Partnership has also expended $9,831 for general and administrative costs and $21,038 as payment for direct and administrative costs provided by Reef Exploration. These committed and expended funds total $929,461.The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The remaining Partnership funds, as well as additional funds raised prior to closing, will be allocated to additional projects.

The Partnership currently expects the first Dolphin project and the Barataria S project to begin drilling during the fourth quarter of 2003.

Results of Operations

Because the Partnership was formed on June 18, 2003, there is no comparable information for the three month period dated September 30, 2002.

The Partnership incurred a net loss of $11,165 during the third quarter.  Third party legal and accounting fees totaled $7,677, accounting services and administrative costs incurred by the Partnership from Reef Exploration, Inc. and affiliates totaled $1,724, and general and administrative charges from third parties, net of interest income, totaled

$1,764. The Partnership expects general and administrative costs to increase as the Partnership begins drilling and operations.

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

Item 4.  Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended September 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and the use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On July 16, 2003, the Partnership entered into an Assignment and Assumption Agreement with its affiliate, Reef Global Energy I, L.P. (the “Assignment Agreement”).  The Assignment Agreement transferred an interest held by Reef Global Energy I, L.P. in an oil and gas prospect in the Gulf of Mexico (the “Dolphin Prospect”) to the Partnership.  In connection with the assignment of the Dolphin Prospect to the Partnership, the Partnership paid Reef Global Energy I, L.P. $33,270, which was the cost to Reef Global Energy I, L.P. of the Dolphin Prospect, in an arms’-length transaction.  Reef Partners LLC serves as the managing general partner of both the Partnership and Reef Global Energy I, L.P.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Barataria South Participation Agreement dated August 26, 2003 between Reef Exploration, Inc. and Alpine Exploration Co.’s Inc.

10.2	Assignment and Assumption Agreement dated as of July 16, 2003, between Reef Global Energy I, L.P. and Reef Global Energy II, L.P.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY II, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	November 19, 2003	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 19, 2003	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
General Counsel and Chief Financial Officer
(Principal Financial and Accounting Officer)